Form 10-K
period 2020-12-31
BBCMS Mortgage Trust 2019-C4
filed 2021-03-18
CIK 1780131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Not applicable.

EXPLANATORY NOTES

The 188 Spear Street Mortgage Loan, the ExchangeRight Net Leased Portfolio 28 Mortgage Loan, the Meidinger Tower Mortgage Loan, the Maui Portfolio Mortgage Loan and the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, which constituted approximately 6.4%, 4.7%, 2.0%, 1.7% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 188 Spear Street Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the ExchangeRight Net Leased Portfolio 28 Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Meidinger Tower Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Maui Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 188 Spear Street Mortgage Loan, the ExchangeRight Net Leased Portfolio 28 Mortgage Loan, the Meidinger Tower Mortgage Loan, the Maui Portfolio Mortgage Loan and the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 2 North 6th Place Mortgage Loan, which constituted approximately 2.1% of the asset pool of the issuing entity as of its cut-off date.  The 2 North 6th Place Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 2 North 6th Place Mortgage Loan and two other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Natixis Commercial Mortgage Securities Trust 2019-LVL transaction (the “NCMS 2019-LVL Transaction”). This loan combination, including the 2 North 6th Place Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2019-LVL Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 10000 Santa Monica Boulevard Mortgage Loan, which constituted approximately 1.1% of the asset pool of the issuing entity as of its cut-off date.  The 10000 Santa Monica Boulevard Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 10000 Santa Monica Boulevard Mortgage Loan and seven other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Natixis Commercial Mortgage Securities Trust 2019-10K transaction (the “NCMS 2019-10K Transaction”). This loan combination, including the 10000 Santa Monica Boulevard Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2019-10K Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Vanguard Portfolio Mortgage Loan and the SWVP Portfolio Mortgage Loan, which constituted approximately 6.1% and 1.6%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Vanguard Portfolio Mortgage Loan and the SWVP Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Vanguard Portfolio Mortgage Loan, three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity or (b) with respect to the SWVP Portfolio Mortgage Loan, eight other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the BBCMS Mortgage Trust 2019-C3 transaction, Commission File Number 333-226850-02 (the “BBCMS 2019-C3 Transaction”). These loan combinations, including the Vanguard Portfolio Mortgage Loan and the SWVP Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2019-C3 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, which constituted approximately 6.9% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers II - Buildings 3 & 4 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers II - Buildings 3 & 4 Mortgage Loan and ten other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MFTII 2019-B3B4 Mortgage Trust transaction (the “MFTII 2019-B3B4 Transaction”). This loan combination, including the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Visions Hotel Portfolio II Mortgage Loan and the 125 Borinquen Place Mortgage Loan, which constituted approximately 1.8% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Visions Hotel Portfolio II Mortgage Loan and the 125 Borinquen Place Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Visions Hotel Portfolio II Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the 125 Borinquen Place Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Morgan Stanley Capital I Trust 2019-H7 transaction, Commission File Number 333-227446-05 (the “MSC 2019-H7 Transaction”). These loan combinations, including the Visions Hotel Portfolio II Mortgage Loan and the 125 Borinquen Place Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the 2 North 6th Place Mortgage Loan, the ILPT Hawaii Portfolio Mortgage Loan, the Visions Hotel Portfolio II Mortgage Loan, the 125 Borinquen Place Mortgage Loan, the SWVP Portfolio Mortgage Loan, the Mount Kemble Mortgage Loan, the Renaissance Center VI Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Town Square Mortgage Loan, the ExchangeRight Net Leased Portfolio #27 Mortgage Loan and the Ambler Yards Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Visions Hotel Portfolio II Mortgage Loan, the 125 Borinquen Place Mortgage Loan, the Mount Kemble Mortgage Loan and the Renaissance Center VI Mortgage Loan prior to May 6, 2020 and the Inland Life Storage Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of LNR Partners, LLC because LNR Partners, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Argentic Services Company LP is the special servicer of the Visions Hotel Portfolio II Mortgage Loan, the 125 Borinquen Place Mortgage Loan, the Mount Kemble Mortgage Loan and the Renaissance Center VI Mortgage Loan, which constituted approximately 1.8%, 1.8%, 1.5% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Visions Hotel Portfolio II Mortgage Loan, the 125 Borinquen Place Mortgage Loan, the Mount Kemble Mortgage Loan and the Renaissance Center VI Mortgage Loan from May 6, 2020 to December 31, 2020. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the ILPT Hawaii Portfolio Mortgage Loan, the 2 North 6th Place Mortgage Loan, the Town Square Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Vanguard Portfolio Mortgage Loan, the SWVP Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio #27 Mortgage Loan, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the 125 Borinquen Place Mortgage Loan, the Visions Hotel Portfolio II Mortgage Loan, the Mount Kemble Mortgage Loan, the Renaissance Center VI Mortgage Loan, the Ambler Yards Mortgage Loan, the CIRE Equity Retail & Industrial Portfolio Mortgage Loan and the Inland Life Storage Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 2 North 6th Place Mortgage Loan, the Moffett Towers II – Buildings 3 & 4 Mortgage Loan, the Visions Hotel Portfolio II Mortgage Loan, the 125 Borinquen Place Mortgage Loan, the Mount Kemble Mortgage Loan, the Renaissance Center VI Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan, the ExchangeRight Net Leased Portfolio #27 Mortgage Loan and the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan and Citibank, N.A. as custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan and the Inland Life Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the Visions Hotel Portfolio II Mortgage Loan, the 125 Borinquen Place Mortgage Loan, the Mount Kemble Mortgage Loan and the Renaissance Center VI Mortgage Loan on and after May 6, 2020 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the 2 North 6th Place Mortgage Loan and the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan, Argentic Services Company LP as special servicer of the Visions Hotel Portfolio II Mortgage Loan, the 125 Borinquen Place Mortgage Loan, the Mount Kemble Mortgage Loan and the Renaissance Center VI Mortgage Loan on and after May 6, 2020 and LNR Partners, LLC as special servicer of the Visions Hotel Portfolio II Mortgage Loan, the 125 Borinquen Place Mortgage Loan, the Mount Kemble Mortgage Loan and the Renaissance Center VI Mortgage Loan prior to May 6, 2020 and the Inland Life Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MFTII 2019-B3B4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.72      Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.47)

33.73      Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.74      Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.5)

33.75      Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (see Exhibit 33.1)

33.76      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.83      LNR Partners, LLC, as Special Servicer of the Visions Hotel Portfolio II Mortgage Loan prior to May 6, 2020

33.84      Argentic Services Company LP, as Special Servicer of the Visions Hotel Portfolio II Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.85      Wells Fargo Bank, National Association, as Trustee of the Visions Hotel Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.86      Wells Fargo Bank, National Association, as Custodian of the Visions Hotel Portfolio II Mortgage Loan (see Exhibit 33.5)

33.87      Pentalpha Surveillance LLC, as Operating Advisor of the Visions Hotel Portfolio II Mortgage Loan (see Exhibit 33.65)

33.88      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 125 Borinquen Place Mortgage Loan (see Exhibit 33.9)

33.89      LNR Partners, LLC, as Special Servicer of the 125 Borinquen Place Mortgage Loan prior to May 6, 2020 (see Exhibit 33.83)

33.90      Argentic Services Company LP, as Special Servicer of the 125 Borinquen Place Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.91      Wells Fargo Bank, National Association, as Trustee of the 125 Borinquen Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.92      Wells Fargo Bank, National Association, as Custodian of the 125 Borinquen Place Mortgage Loan (see Exhibit 33.5)

33.93      Pentalpha Surveillance LLC, as Operating Advisor of the 125 Borinquen Place Mortgage Loan (see Exhibit 33.65)

33.94      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.9)

33.95      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.9)

33.96      Wilmington Trust, National Association, as Trustee of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.97      Citibank, N.A., as Custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.98      Pentalpha Surveillance LLC, as Operating Advisor of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.65)

33.99      Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 33.1)

33.100    LNR Partners, LLC, as Special Servicer of the Mount Kemble Mortgage Loan prior to May 6, 2020 (see Exhibit 33.83)

33.101    Argentic Services Company LP, as Special Servicer of the Mount Kemble Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.102    Wilmington Trust, National Association, as Trustee of the Mount Kemble Mortgage Loan (Omitted. See Explanatory Notes.)

33.103    Wells Fargo Bank, National Association, as Custodian of the Mount Kemble Mortgage Loan (see Exhibit 33.5)

33.104    Pentalpha Surveillance LLC, as Operating Advisor of the Mount Kemble Mortgage Loan (see Exhibit 33.65)

33.105    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 33.7)

33.106    National Tax Search, LLC, as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 33.8)

33.107    Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 33.1)

33.108    LNR Partners, LLC, as Special Servicer of the Renaissance Center VI Mortgage Loan prior to May 6, 2020 (see Exhibit 33.83)

33.109    Argentic Services Company LP, as Special Servicer of the Renaissance Center VI Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.110    Wilmington Trust, National Association, as Trustee of the Renaissance Center VI Mortgage Loan (Omitted. See Explanatory Notes.)

33.111    Wells Fargo Bank, National Association, as Custodian of the Renaissance Center VI Mortgage Loan (see Exhibit 33.5)

33.112    Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center VI Mortgage Loan (see Exhibit 33.65)

33.113    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 33.7)

33.114    National Tax Search, LLC, as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 33.8)

33.115    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan (see Exhibit 33.9)

33.116    Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 33.2)

33.117    Wilmington Trust, National Association, as Trustee of the Ambler Yards Mortgage Loan (Omitted. See Explanatory Notes.)

33.118    Wells Fargo Bank, National Association, as Custodian of the Ambler Yards Mortgage Loan (see Exhibit 33.5)

33.119    Pentalpha Surveillance LLC, as Operating Advisor of the Ambler Yards Mortgage Loan (see Exhibit 33.65)

33.120    KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.46)

33.121    LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.83)

33.122    Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.123    Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.6)

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

34.72      Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.47)

34.73      Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.74      Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.5)

34.75      Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (see Exhibit 34.1)

34.76      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.83      LNR Partners, LLC, as Special Servicer of the Visions Hotel Portfolio II Mortgage Loan prior to May 6, 2020

34.84      Argentic Services Company LP, as Special Servicer of the Visions Hotel Portfolio II Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.85      Wells Fargo Bank, National Association, as Trustee of the Visions Hotel Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.86      Wells Fargo Bank, National Association, as Custodian of the Visions Hotel Portfolio II Mortgage Loan (see Exhibit 34.5)

34.87      Pentalpha Surveillance LLC, as Operating Advisor of the Visions Hotel Portfolio II Mortgage Loan (see Exhibit 34.65)

34.88      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 125 Borinquen Place Mortgage Loan (see Exhibit 34.9)

34.89      LNR Partners, LLC, as Special Servicer of the 125 Borinquen Place Mortgage Loan prior to May 6, 2020 (see Exhibit 34.83)

34.90      Argentic Services Company LP, as Special Servicer of the 125 Borinquen Place Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.91      Wells Fargo Bank, National Association, as Trustee of the 125 Borinquen Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.92      Wells Fargo Bank, National Association, as Custodian of the 125 Borinquen Place Mortgage Loan (see Exhibit 34.5)

34.93      Pentalpha Surveillance LLC, as Operating Advisor of the 125 Borinquen Place Mortgage Loan (see Exhibit 34.65)

34.94      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.9)

34.95      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.9)

34.96      Wilmington Trust, National Association, as Trustee of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.97      Citibank, N.A., as Custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.98      Pentalpha Surveillance LLC, as Operating Advisor of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.65)

34.99      Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 34.1)

34.100    LNR Partners, LLC, as Special Servicer of the Mount Kemble Mortgage Loan prior to May 6, 2020 (see Exhibit 34.83)

34.101    Argentic Services Company LP, as Special Servicer of the Mount Kemble Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.102    Wilmington Trust, National Association, as Trustee of the Mount Kemble Mortgage Loan (Omitted. See Explanatory Notes.)

34.103    Wells Fargo Bank, National Association, as Custodian of the Mount Kemble Mortgage Loan (see Exhibit 34.5)

34.104    Pentalpha Surveillance LLC, as Operating Advisor of the Mount Kemble Mortgage Loan (see Exhibit 34.65)

34.105    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 34.7)

34.106    National Tax Search, LLC, as Servicing Function Participant of the Mount Kemble Mortgage Loan (see Exhibit 34.8)

34.107    Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 34.1)

34.108    LNR Partners, LLC, as Special Servicer of the Renaissance Center VI Mortgage Loan prior to May 6, 2020 (see Exhibit 34.83)

34.109    Argentic Services Company LP, as Special Servicer of the Renaissance Center VI Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.110    Wilmington Trust, National Association, as Trustee of the Renaissance Center VI Mortgage Loan (Omitted. See Explanatory Notes.)

34.111    Wells Fargo Bank, National Association, as Custodian of the Renaissance Center VI Mortgage Loan (see Exhibit 34.5)

34.112    Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center VI Mortgage Loan (see Exhibit 34.65)

34.113    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 34.7)

34.114    National Tax Search, LLC, as Servicing Function Participant of the Renaissance Center VI Mortgage Loan (see Exhibit 34.8)

34.115    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan (see Exhibit 34.9)

34.116    Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 34.2)

34.117    Wilmington Trust, National Association, as Trustee of the Ambler Yards Mortgage Loan (Omitted. See Explanatory Notes.)

34.118    Wells Fargo Bank, National Association, as Custodian of the Ambler Yards Mortgage Loan (see Exhibit 34.5)

34.119    Pentalpha Surveillance LLC, as Operating Advisor of the Ambler Yards Mortgage Loan (see Exhibit 34.65)

34.120    KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.46)

34.121    LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.83)

34.122    Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.123    Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.6)

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

35.25      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.4)

35.26      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.4)

35.27      KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 35.17)

35.28      Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.29      Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (see Exhibit 35.1)

35.30      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the ExchangeRight Net Leased Portfolio #27 Mortgage Loan (Omitted. See Explanatory Notes.)

35.31      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Visions Hotel Portfolio II Mortgage Loan (see Exhibit 35.4)

35.32      LNR Partners, LLC, as Special Servicer of the Visions Hotel Portfolio II Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.33      Argentic Services Company LP, as Special Servicer of the Visions Hotel Portfolio II Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.34      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 125 Borinquen Place Mortgage Loan (see Exhibit 35.4)

35.35      LNR Partners, LLC, as Special Servicer of the 125 Borinquen Place Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.36      Argentic Services Company LP, as Special Servicer of the 125 Borinquen Place Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.37      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 35.4)

35.38      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 35.4)

35.39      Wells Fargo Bank, National Association, as Primary Servicer of the Mount Kemble Mortgage Loan (see Exhibit 35.1)

35.40      LNR Partners, LLC, as Special Servicer of the Mount Kemble Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.41      Argentic Services Company LP, as Special Servicer of the Mount Kemble Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.42      Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center VI Mortgage Loan (see Exhibit 35.1)

35.43      LNR Partners, LLC, as Special Servicer of the Renaissance Center VI Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.44      Argentic Services Company LP, as Special Servicer of the Renaissance Center VI Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.45      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan (see Exhibit 35.4)

35.46      Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 35.2)

35.47      KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.17)

35.48      LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2021